Form 10-K
period 1998-12-31
RRC FL FIVE INC
filed 1999-03-17
CIK 1066248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC   20549
                                    FORM 10-K

(X)        ANNUAL REPORT  PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES  EXCHANGE ACT OF
           1934 For the fiscal year ended  December
           31, 1998

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
            For the transition period from              to
                                           ------------

                       Commission File Number 333-63723-02

                                RRC FL FIVE, INC.
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                  59-3248289
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 identification No.)

          121 West Forsyth Street, Suite 200           (904) 356-7000
          Jacksonville, Florida    32202         (Registrant's telephone No.)
          (Address of principal executive offices)  (zip code)

                               Securities  registered  pursuant to Section 12(b)
of the Act:

                                      NONE
                                (Title of Class)


                     (Name of exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO (x )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    (X)

Registrant is a wholly owned  subsidiary of Regency Realty Corporation.

                       Documents Incorporated by Reference
                                      None

                                TABLE OF CONTENTS

                                   Form 10-K
Item
No.
Report Page

This filing constitutes a special financial report pursuant to Rule 5d-2 of the Securities Exchange Act of 1934. This report contains only the financial statements of the registrant for 1998, the last full fiscal year preceding the fiscal year in which the registrant's registration statement on Form S-4 (No. 333-63723) became effective.

                                     PART IV

Item 14.
Exhibits, Financial Statements, Schedules and Reports on Form 8-K..............1

     (a) Financial Statements and Financial Statement Schedules:

The financial statements together with the report of KPMG LLP dated February 1, 1999, are listed on the index immediately preceding the financial statements at the end of this report.

     (b)  Reports on Form 8-K: None

     (c) Exhibits:

         23.Consent of KPMG LLP

         27.Financial Data Table

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RRC FL FIVE, INC.

Date:    March 17, 1999             By:   /s/ Martin E. Stein, Jr.
                                          ------------------------
                                      Martin E Stein, Jr., Chairman of the Board
                                      and Chief Executive Officer

Date:    March 17, 1999             By:   /s/ Bruce M. Johnson
                                        --------------------
                                      Bruce M. Johnson, Managing Director and
                                         Principal Financial Officer

Date:    March 17, 1999             By:   /s/ J. Christian Leavitt
                                          ------------------------
                                    J. Christian Leavitt, Senior Vice President,
                                    Finance and Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:    March 17, 1999              /s/ Martin E. Stein, Jr.
                                     ------------------------
                                     Martin E. Stein, Jr., Chairman of the Board
                                     and Chief Executive Officer

Date:    March 17, 1999              /s/ Mary Lou Rogers
                                     -------------------
                                     Mary Lou Rogers, President, Chief Operating
                                     Officer and Director

Date:    March 17, 1999              /s/ Thomas B. Allin
                                     -------------------
                                     Thomas B. Allin, Director

                          Independent Auditors' Report




The Board of Directors of Regency Realty Corporation and
RRC FL Five, Inc. :

We have audited the accompanying balance sheets of RRC FL Five, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RRC FL Five, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                 KPMG LLP




Jacksonville, Florida
February  28, 1999

                              RRC FL FIVE, INC.

                              Balance Sheets

                         December 31, 1998 and 1997


                                               1998                 1997
                                        -------------      ---------------

Assets
Cash restricted for tenants'
security deposits                          $  73,860               48,653
Property and buildings, at
 cost (note 2):
Land                                        2,751,094            2,751,094
Buildings and improvements                  9,475,619            9,435,081
                                       --------------      ---------------

                                           12,226,713           12,186,175
Less accumulated depreciation               2,111,008            1,635,974
                                       --------------      ---------------

Net property and buildings                 10,115,705           10,550,201
                                       ---------------     ---------------


Other assets:
Escrow balances                                21,044               64,252
Accounts receivable and other assets          186,472              238,530
Deferred  costs, less accumulated
amortization (note 4)                         224,638              230,481
                                       --------------        -------------

Total other assets                            432,154              533,263
                                       --------------        -------------


                                        $  10,621,719           11,132,117
                                       ==============        =============


Liabilities and Stockholder's
Equity
Liabilities:
Mortgage loan payable (note 2)              8,602,767            8,713,253
Accounts payable and other liabilities         73,463                5,241
Tenants' security deposits                     73,860               48,653
                                        -------------       --------------

     Total liabilities                      8,750,090            8,767,147
                                       --------------       --------------


Stockholder's equity:
Common stock $.01 par value per share:
10,000 shares authorized, issued and
outstanding                                      100                  100
Additional paid in capital                 3,139,319            3,250,449
Accumulated deficit                       (1,267,790)            (885,579)
                                       --------------       --------------

Total stockholder's equity                 1,871,629            2,364,970
                                      --------------        -------------


                                        $ 10,621,719           11,132,117
                                      ==============        =============



See accompanying notes to financial statements.

                                RRC FL FIVE, INC.

                            Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996


                                   1998             1997             1996
                               -------------   --------------   -------------

Revenue:
Rental income (note 3)          $ 1,102,604       1,035,342         1,048,489
Tenant reimbursements               340,879         305,979           381,809
Other income                         52,652          54,143           109,289
                             --------------   --------------      -----------
Total revenue                     1,496,135       1,395,464         1,539,587
                             --------------   --------------      -----------

Expenses:
Operating and maintenance
(note 4)                            245,502         255,702           267,789
Depreciation and amortization       531,614         520,571           514,085
General and administrative           56,718          55,456            70,329
Real estate taxes                   221,446         226,336           233,880
Interest                            823,066         833,446           843,036
                             --------------   --------------   --------------
Total expenses                    1,878,346       1,891,511         1,929,119
                             --------------   --------------   --------------

Net loss                        $ (382,211)        (496,047)        (389,532)
                             ==============   ==============   ==============



See accompanying notes to financial statements.

                               RRC FL FIVE, INC.

                       Statements of Stockholder's Equity

                        December 31, 1998, 1997 and 1996



                                        Additional                    Total
                               Common    Paid In    Accumulated    Stockholder's
                                Stock    Capital     Deficit        Equity
                              ---------  ----------   --------     ------------

Balance at December 31, 1995     $ 100    3,183,351         --        3,183,451

Additional paid in capital
(dividends), net                   --     (118,055)         --        (118,055)

Net loss                           --           --    (389,532)       (389,532)
                             ---------    ---------  -----------     -----------

Balance at December 31, 1996      100    3,065,296    (389,532)        2,675,864

Additional paid in capital
(dividends), net                   --      185,153         --            185,153

Net loss                           --          --     (496,047)        (496,047)
                             ---------   ---------   ----------      -----------

Balance at December 31, 1997      100    3,250,449    (885,579)        2,364,970

Additional paid in capital
(dividends), net                  --     (111,130)         --          (111,130)

Net loss                          --           --     (382,211)        (382,211)
                           ----------  ----------    ----------       ----------

Balance at December 31, 1998   $ 100    3,139,319   (1,267,790)        1,871,629
                          ===========  ==========   ===========      ===========



See accompanying notes to financial statements.

 RRC FL FIVE, INC.

                   Statements of Cash Flows

         Years ended December 31, 1998, 1997 and 1996


                                               1998        1997         1996
                                           -----------  -----------  -----------


Cash flows from operating activities:
Net loss                                     $(382,211)   (496,047)    (389,532)
Adjustments to reconcile net loss to net
cash provided by (used in) operating
activities:
Depreciation and amortization                   531,614     520,571      514,085
Deferred costs                                  (50,737)    (45,900)    (26,145)
Changes in assets and liabilities:
Escrow balances                                  43,208     (19,710)      27,569
Accounts receivable and other assets             52,058     (11,537)     121,458
Accounts payable and other liabilities           68,222     (15,132)      21,066
Cash restricted for tenants' security
deposits                                        (25,207)       (214)      27,075
Tenants' security deposits                       25,207         214     (27,075)
                                               ---------    --------   ---------

Net cash provided by (used in)
operating activities                            262,154     (67,755)     268,501
                                              ----------  ----------  ----------


Cash flows from investing activities
- additions to property and buildings          (40,538)      (7,248)    (42,437)
                                              ----------  ----------  ----------


Cash flows from financing activities:
Principal payments on mortgage loan           (110,486)    (110,150)   (108,009)
Additional paid in capital (dividends), net   (111,130)     185,153    (118,055)
                                              ----------  ----------  ----------

Net cash (used in) provided by
financing activities                          (221,616)      75,003    (226,064)
                                              ----------  ----------  ----------


Net change in cash                                  --           --           --
Cash at beginning of year                           --           --           --
                                              ----------  ----------  ----------

Cash at end of year                             $  --            --           --
                                              ==========  ==========  ==========


Supplemental disclosure of cash flow
information:
Cash paid for interest                        $ 823,066      833,446     843,036
                                              ==========  ==========  ==========




See accompanying notes to financial statements.

                                RRC FL FIVE, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




(1)    Summary of Significant Accounting Policies

       (a)    Company Structure

              RRC FL Five, Inc. (the Company) was formed as a Florida corporation for the purpose of acquiring, leasing and operating Aventura Shopping Center a 102,876 square foot shopping center located in Miami, Florida. The Company is 100% owned by Regency Realty Corporation (RRC). Aventura, which was constructed during 1974, was acquired in 1994 for approximately $12.1 million. At December 31, 1998, its net cost, for federal income tax purposes was approximately $2.0 million.

       (b)    Method of Accounting

              The accompanying financial statements were prepared on the accrual basis of accounting. No provision for income taxes is made because the Company is a qualified REIT subsidiary of RRC, and accordingly such subsidiaries are not subject to income taxes under the Internal Revenue Code.

       (c)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (d)    Property and Buildings

              Property and building are recorded at cost. Major additions and improvements to property and buildings are capitalized to the property accounts, while replacements, maintenance, and repairs which do not improve or extend the useful lives of the respective assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and buildings, which is 39 years for buildings and
              improvements   and  the  life  of  the  lease   term  for   tenant
              improvements.

       (e)    Revenue Recognition

              The Company leases space to tenants under agreements with varying terms. Leases are accounted for as operating leases with minimum rent recognized on a straight-line basis over the term of the lease regardless of when payments are due. Contingent rentals are included in income in the period earned.

                                RRC FL FIVE, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




       (f)    Deferred Costs

              Deferred  costs  consist  of costs  associated  with  leasing  the
              property.   Such  costs  are  deferred  and  amortized  using  the
              straight-line method over the terms of the respective leases.

       (g)    Cash and Cash Equivalents

              For the purposes of the statement of cash flows, the Company considers all instruments with a maturity of 90 days or less at purchase to be cash equivalents.

       (h)    Impairment of Long-Lived Assets

              The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
              Recoverablility of assets to be held and used is measured by comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed their fair value, less costs to sell.

       (i)    Earnings per Share

              Since all of the outstanding shares of the Company are owned by RRC, management has determined that calculation and presentation of earnings per share would not be meaningful.


(2)    Mortgage Loan Payable

       Mortgage note payable to a bank, bearing interest at 9.5% per annum, payable in monthly installments of $78,633, including principal and interest, maturing on March 1, 2002. The mortgage loan is secured by the property and buildings of the Company.

       Principal maturities on the mortgage loan is as follows:

                         Year ending December 31,       Amount

                               1999         $          131,978
                               2000                    145,076
                               2001                    159,475
                               2002                  8,166,238
                                              ----------------
                                            $        8,602,767
                                              ================

                                RRC FL FIVE, INC.

                          Notes to Financial Statements

                        December 31, 1998, 1997 and 1996




(3)    Leases

       The Company has various tenant leases with terms that expire through 2009. Future minimum rental payments under noncancelable operating leases as of December 31, 1998, including renewed terms and new tenants, are as follows:

                         Year ending December 31,            Amount

                               1999                  $          969,883
                               2000                             944,224
                               2001                             898,641
                               2002                             870,047
                               2003                             746,744
                               Thereafter                     1,801,969
                                                       ----------------
                                                     $        6,231,508
                                                       =================

       Most tenants are responsible for payment or reimbursement of their proportionate share of taxes, insurance, and common area expenses.

       During 1998, Bankunited and Safra Republic Bank paid base rent of $152,229 and $318,750, respectively, which exceeded 10% of the total minimum rent earned by the Company.

       During each of 1997 and 1996, one tenant, Publix Supermarkets, paid minimum rents totaling $107,724, which exceeded 10% of the total minimum rent earned by the Company.


(4)    Related Party Transactions

       The Company paid fees for property management to RRC of $55,557, $55,252, and $60,170 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, during 1996 the Company paid RRG, an affiliate of RRC, $9,000, for asset management services.

       The Company paid tenant lease commissions to RRC of $50,737, 45,900, and $26,145 for the years ended December 31, 1998, 1997 and 1996, respectively. Such payments have been recorded as deferred leasing costs in the accompanying balance sheets.